Form 10-Q
period 2009-09-30
WPS, Inc.
filed 2009-11-12
CIK 1451653

 ________________________________________________________________________________________________________________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________

FORM 10-Q
___________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission file number: 333-161454

WPS, INC.
_______________________________________________________________________________________________________________________________________________________________________________________________________
(Exact Name of Registrant as Specified in Its Charter)

Nevada	36-4645325
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

525 W. Allen Ave., Unit 9 San Dimas, CA	91773
(Address of Principal Executive Offices)	(Zip Code)

(909) 599-9415
______________________________________________________________________________________________________________________________________________________________________________________________________
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
______________________________________________________________________________________________________________________________________________________________________________________________________
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Copies to:
R. Brumbaugh
417 W. Foothill Blvd.
Suite B-175
Glendora, CA 91741
nbdc@onebox.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of September 30, 2009, there were 2,150,000 shares of common stock, par value $0.001 per share, outstanding and no shares of preferred stock outstanding.

 CERTIFICATIONS
Exhibit 23.1 Consent of Independent Registered Public Accounting Firm

Exhibit 31.1 Management Certification

Exhibit 32.2 Sarbanes-Oxley Act

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

OFFICES OF
ARSHAD M. FAROOQ, JD, CPA
201 N. Palomares St.
Pomona, CA 91767
(909) 238-5361
(909) 972-1672 Fax
amfarooq@gmail.com
______________________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
WPS, Inc.
San Dimas, CA

We have reviewed the accompanying balance sheet of WPS, Inc. (A development Stage Company) as of September 30, 2009, and the related statements of operations, stockholders’ equity, and cash flows for the three-month period ended September 30, 2009. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s lack of revenue and significant losses as of September 30, 2009 raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Arshad M. Farooq

Arshad M. Farooq
Pomona, CA
November 10, 2009

WPS, Inc.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
As of 9/30/2009

Current Assets

Cash	$601

Total Current Assets	601

TOTAL ASSETS	601

LIABILITIES & STOCKHOLDER'S EQUITY

Current Liabilities

Accounts payable
Note Payable to Related Party	4,533

Total Current Liabilities	$4,533

STOCKHOLDERS EQUITY

Preferred stock: $0.001 par value, 5,000,000 shares
authorized: no shares issued and outstanding

Common stock: $0.001 par value, 70,000,000 shares
authorized; 2,150,000 shares issued and outstanding	2,150

Additional paid-in capital	289

Accumulated deficit:	(6,371)

TOTAL STOCKHOLDERS EQUITY	(3,932)

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY	$601

The accompanying notes are an integral part of these financial statements

WPS, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the	For the	Inception
	Three Months	Nine Months	17-Nov-08
	Ended	Ended
	30-Sep	30-Sep	through
	2009	2009	30-Sep-09

REVENUES:	$ 581	$ 923	922

Cost of Sales	$ (188)	$ (468)	(467)

Gross Profit	$ 393	$ 455	$ 455

OPERATING EXPENSES:

General & Administrative	2,574	4,676	6,826

TOTAL EXPENSES	$2,574	$4,676	$6,826

Income (Loss) before income taxes	(2,181)	(4,221)	(6,371)

Provision for income taxes	-	-	-

NET INCOME (LOSS)	($2,181)	($4,221)	($6,371)

Basic and diluted loss per share	$0.00	$0.00

Weighted average common
shares outstanding	2,150,000	2,150,000

The accompanying notes are an integral part of these financial statements

WPS, Inc.
(A development Stage Company)
Statements of Stockholder's Equity
30-Sep-09

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, November 17, 2008	-	$ -	$ -	$ -	$0

Sale of common stock	150,000	150		-	150
Common stock issued to the Founder	2,000,000	2,000.00			2,000
Net (loss) for the Period
ended December 31, 2008	-	-	-	(2,150)	(2,150)

Balance, December 31, 2008	2,150,000	2,150	-	(2,150)	-

Contributed Capital			289		289
				(4,221)	(4,221)
Balance, December 31, 2008	2,150,000	$2,150	$289	($6,371)	($3,932)

The accompanying notes are an integral part of these financial statements

WPS, Inc.
(A DEVELOPMENT STAGE COMPANY)
CASH FLOW STATEMENT
		Inception
	Period Ended	17-Nov-08
	30-Sep	through
	2009	30-Sep-09

Cash flows from operating activities:
Net loss	($4,221)	($6,371)

Adjustments to reconcile net loss to net
cash used in operating activities:
Common Stock issued for services		2,150

Changes in current assets and liabilities:
Receivables		-
Payables	-	-
Other		-

Net cash (used in) operating activities	(4,221)	(4,221)

Net cash provided by investing activities	-	-

Cash flows from financing activities:
Sale of common stock		-
Issuance of common stock		-
Additional Paid In Capital	289	289
Changes in Accounts Payable	4,533	4,533

Net cash provided by financing activities	4,822	4,822

Net increase (decrease) in cash and equivalents	601	601
Cash and equivalents at beginning of period	-

Cash and equivalents at end of period	$601	$601

The accompanying notes are an integral part of these financial statements

WPS, Inc.
(A Development Stage Company)
Statements of Stockholder's Equity
30-Sep-09

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements.  The results of operations for the periods ended September 30, 2009 are not necessarily indicative of the operating results for a full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

In May 2009, the FASB issued FAS 165, “Subsequent Events”.  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued).  FAS 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued.  It is effective for interim and annual periods ending after June 15, 2009.  The adoption of FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets”, an amendment of FAS 140.  FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets.  This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  The Company does not expect the adoption of FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”.  FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity.  This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  The Company does not expect the adoption of FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”.  FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAPP for SEC registrants.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and the other financial information included in this report.

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto, included elsewhere in this registration statement.  Portions of this document that are not statements of historical or current fact are forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions.  The cautionary statements made in this registration statement should be read as applying to all related forward-looking statements wherever they appear in this registration statement.  From time to time, we may publish forward-looking statements relative to such matters as anticipated financial performance, business prospects, technological developments and similar matters.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  All statements other than statements of historical fact included in this section or elsewhere in this report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, the following: changes in the economy or in specific customer industry sectors; changes in customer procurement policies and practices; changes in product manufacturer sales policies and practices; the availability of product and labor; changes in operating expenses; the effect of price increases or decreases; the variability and timing of business opportunities including acquisitions, alliances, customer agreements and supplier authorizations; our ability to realize the anticipated benefits of acquisitions and other business strategies; the incurrence of debt and contingent liabilities in connection with acquisitions; changes in accounting policies and practices; the effect of organizational changes within the Company; the emergence of new competitors, including firms with greater financial resources than ours; adverse federal, state and/or local legislation and/or regulation; and the occurrence of extraordinary events, including natural events such as earthquakes, fires and floods, accidents and Acts of God.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements.  Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those previously identified in prior SEC filings, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof.  Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements.  You are advised, however, to consult any additional disclosures we make in our reports to the SEC.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

Overview

WPS, Inc. ("WPS," the "Company,” “we,” “us” and similar terms) was incorporated in Nevada on November 17, 2008.  The Company does not have any subsidiaries.  WPS, Inc. is a Nevada corporation and developmental stage company with a principal business objective of providing competitively priced, premium quality commercial grade fasteners made from a variety of materials, including but not limited to steel, stainless steel, brass and nylon.  In addition, WPS can provide to its customers pipe and pipe fittings in galvanized, black iron, stainless steel and brass, electrical products such as tape, terminals, connectors and fuses, and tools, nylon cable ties, drills and drill bits.  The primary goal of WPS is to achieve a consistent, optimum balance of quality and price with industry leading customer service provided by knowledgeable and dedicated sale associates.  From a strategic standpoint, the intent of WPS is to expand its name recognition and build brand recognition with a consistent marketing campaign, a comprehensive website presence, building close ties with critical suppliers, membership and participation in business and professional associations and to take advantage of networking opportunities that will enhance our market share.  Our company commitment is to lead our industry with the highest quality product and customer support.

We are a small, start-up company that lacks a stable customer base.  Since our inception on November 17, 2008 to the present, we have generated only nominal revenues.  We believe that the funds expected to be received from the maximum sale of our common equity will be sufficient to finance our efforts to become operational and carry us through the next twelve (12) months.  We believe that the recurring revenues from sales that we expect to generate in that time period will be sufficient to support ongoing operations.  Unfortunately, there can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from sales will be adequate to maintain our business.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern.  If we do not produce sufficient cash flow to support our operations over the next 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to obtain such financing.  We cannot assure you that any financing can be obtained or, if obtainable, that it will be on reasonable or acceptable terms.  Without securing additional capital, it may be unlikely for us to stay in business.

The Company is a “shell company.”

Competition

The market for customers is intensely competitive and such competition is expected to continue to increase.  Generally, our actual and potential competitors are individuals or small companies with longer operating histories, greater financial and marketing resources, greater name recognition and an entrenched client base.  Therefore, many of these competitors may be able to devote greater resources to attracting customers and may be able to grant preferred pricing.  Competition by existing and future competitors could result in our inability to secure an adequate consumer base sufficient enough to support our endeavors.  We cannot be assured that we will be able to compete successfully against present or future competitors or that the competitive pressure we may face will not force us to cease operations.

No formal study has been commissioned or initiated to analyze the competition that the Company will or may face.  The Company’s management competition analysis reveals that the fastener industry is a competitive business with competition coming from locally owned hardware stores to major companies such as Home Depot, Lowes and Ace Hardware.  All of our competitors are generally better financed, have greater name recognition and an established customer loyalty base than we are.  Our core philosophy of reliability, fair price, and offering exceptional personal customer service will distinguish our Company from the competition.  Even with the competitive nature of the business, there is an opportunity for the Company to position itself for success by recognizing and catering to an increasingly demanding customer.

Employees

WPS, Inc. currently has one individual acting as the sole officer and director of the Company.  This individual allocates time and personal resources to the Company on a part-time basis.

Recent Developments

None

Results of Operations

Three Months Ended September 30, 2009

Revenues were approximately $581.  There were no sales to compare for the three months ended September 30, 2008 as the Company was not in existence at that time.  We believe these sale revenues reflect the competitive nature we are seeing due to our competitors and the downturn in the economy.  We continue to work with our standing customer base, as well attempting to create new business relationships, to help weather the economic downturn.

Gross profit was approximately $393 for the three months ended September 30, 2009.  There were no sales to compare for the three months ended September 30, 2008 as the Company was not in existence at that time.

General and administrative expenses were approximately $2,574 for the three months ended September 30, 2009.  There were no general or administrative expenses to compare for the three months ended September 30, 2008 as the Company was not in existence at that time.

The Company has a net income loss for the three month period ended September 30, 2009 of approximately $2,181.

Nine Months Ended September 30, 2009

Revenues were approximately $923.  There were no sales to compare for the three months ended September 30, 2008 as the Company was not in existence at that time.  We believe these sale revenues reflect the competitive nature we are seeing due to our competitors and the downturn in the economy.  We continue to work with our standing customer base, as well as attempting to create new business relationships, to help weather the economic downturn.

Gross profit was approximately $455 for the nine months ended September 30, 2009.  There were no sales to compare for the nine months ended September 30, 2008 as the Company was not in existence at that time.

General and administrative expenses were approximately $4,676 for the nine months ended September 30, 2009.  There were no general or administrative expenses to compare for the nine months ended September 30, 2008 as the Company was not in existence at that time.

The Company has a net income loss for the nine month period ended September 30, 2009 of approximately $4,221.

Liquidity and Capital Resources

Liquidity

For the nine months ended September 30, 2009, we experienced a net loss of approximately $4,221.  On September 30, 2009, we had approximately $601 in cash.  Accounts receivable, net of allowances for doubtful accounts, were approximately $0.00.

Our liquidity and capital resource planning is largely dependent on the generation of operating cash flows, which is highly sensitive to changes in demand in the market place and the general economic downturn.  Our principal liquidity requirements are to finance current operations and fund future expansion.  Currently, our primary source of liquidity to meet these needs is the cash generated by operations.

Cash Flow

For the three months ended September 30, 2009, we had negative cash flow from operations of approximately $2,181.  For the nine months ended September 30, 2009, we had negative cash flow from operations of approximately $4,221.  There were no comparable figures to compare for the three months and nine months ended September 30, 2008 as the Company was not in existence at that time.  This negative cash flow is primarily due to the start-up nature of our business and the general economic downturn.

There were no investment activities for either the three month or the nine month periods ending September 30, 2009.

There were no financing activities for either the three month or the nine month periods ending September 30, 2009.

Capital Resources

Line of Credit

The Company does not have any line of credit nor does it anticipate applying for any.  However, should the current financial condition of the Company prove to be insufficient for the Company’s future requirements, the Company is willing to attempt entry into the capital markets to raise the necessary capital to meet its needs.

Long Term Notes

The Company does not have any long term notes and does not anticipate acquiring any.

Critical Accounting Estimates and Recently Issued Accounting Standards

Please refer to the Notes to the financial statements.

Inflation

In the opinion of management, inflation will not have any material impact on the Company’s financial condition and results of its operations.
Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that could reasonably be foreseen as material to any investor in our securities.

Seasonality

Our operating results are generally not materially affected by seasonality.

Other Considerations

There are numerous factors that impact or that can potentially impact our business and results of our operations.  Sources of these factors include general economic and business conditions, federal, state and local regulation of business activities, the level of demand for product or services, the level and intensity of competition, the ability to develop new services and products based on new or evolving technology and the market’s acceptance of those new services or products, our ability to timely and effectively manage periodic product transitions, customer and geographic sales mix of any particular period, and our ability to continue to improve our infrastructure including personnel and systems to keep pace with our anticipated growth.

Additional Information

We file reports and other materials with the Securities and Exchange Commission.  These documents may be inspected and copied at the Commission’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  The Commission maintains a web site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4.  Controls and Procedures.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules, regulations and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Controls and Procedures

In accordance with Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e), our management is required to perform an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period.  Based on that evaluation, our management concluded that our disclosure controls and procedures were effective in ensuring that the information required to be filed or submitted under the Exchange Act is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure, recording, processing, summarizing and reporting as specified in the Securities and Exchange Commission’s rules and regulations.

Changes in Internal Controls

There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to any legal proceedings, there are no known judgments against the Company, nor are there any known actions or suits filed or threatened against us or our officers and directors, in their capacities as such.  We are not aware of any disputes involving the Company and the Company has no known claim, actions or inquiries from any federal, state or other government agency.  We are not aware of any claims against the Company or any reputed claims against it at this time.

Item 1A.  Risk Factors.

Any investment in our securities involves a high degree of risk.  There have been no material changes to the risk factors previously disclosed in our S-1 and S-1/A filings.  However, all risk factors should be considered and consultation with appropriate legal and financial advisors is recommended.

When we become a fully trading company, these additional risk factors should be considered:

Our Common Stock Is Subject To Penny Stock Regulation

Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule.  Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.  The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission.  Since our shares are deemed to be "penny stock", trading in the shares will be subject to additional sales practice requirements on broker/dealers who sell penny stock to persons other than established customers and accredited investors.

FINRA Sales Practice Requirements May Also Limit A Stockholder's Ability To Buy And Sell Our Stock

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We May Not Have Access To Sufficient Capital To Pursue Our Business And Therefore Would Be Unable To Achieve Our Planned Future Growth

We intend to pursue a growth strategy that includes development of the Company business and technology assets.  Currently we have limited capital which may be insufficient to pursue our plans for development and growth.  Our ability to implement our growth plans may depend primarily on our ability to obtain additional private or public equity or debt financing.  We are currently seeking additional capital.  Such financing may not be available at all, or we may be unable to locate and secure additional capital on terms and conditions that are acceptable to us.  Our failure to obtain additional capital may have a material adverse effect on our business.

Nevada Law And Our Articles Of Incorporation Protect Our Directors From Certain Types Of Lawsuits, Which Could Make It Difficult For Us To Recover Damages From Them In The Event Of A Lawsuit

Nevada law provides that our directors will not be liable to our Company or to our stockholders for monetary damages for all but certain types of conduct as directors.  Our Articles of Incorporation require us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law.  The exculpation provisions may have the effect of preventing stockholders from recovering damages against our directors caused by any negligence, poor judgment or other circumstances.  The indemnification provisions may require our Company to use our assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

Because We Are Quoted On The OTCBB Instead Of An Exchange Or National Quotation System, Our Investors May Have A Tougher Time Selling Their Stock Or Experience Negative Volatility On The Market Price Of Our Stock

Our common stock is traded on the OTCBB.  The OTCBB is often highly illiquid.  There is a greater chance of volatility for securities that trade on the OTCBB as compared to a national exchange or quotation system.  This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions.  Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities.  These fluctuations, when they occur, have a negative effect on the market price for our securities.  Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

Failure To Achieve And Maintain Effective Internal Controls In Accordance With Section 404 Of The Sarbanes-Oxley Act Could Have A Material Adverse Effect On Our Business And Operating Results

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act.  We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we will be required to prepare assessments regarding internal controls over financial reporting and furnish a report by our management on our internal control over financial reporting.  We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities.  While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis.  There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting.  Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB.  A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify.  However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.  We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act.  Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Operating History and Lack Of Profits Which Could Lead To Wide Fluctuations In Our Share Price.  The Price At Which You Purchase Our Common Shares May Not Be Indicative Of The Price That Will Prevail In The Trading Market.  You May Be Unable To Sell Your Common Shares At Or Above Your Purchase Price, Which May Result In Substantial Losses To You.  The Market Price For Our Common Shares May Be Particularly Volatile Given Our Status As A Relatively
Unknown Company With A Small And Thinly Traded Public Float

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future.  The volatility in our share price is attributable to a number of factors.  First, as noted above, our common shares are sporadically and thinly traded.  As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction.  The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.  Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products.  As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.  Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance.  We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.  The occurrence of these patterns or practices could increase the volatility of our share price.

Volatility In Our Common Share Price May Subject Us To Securities Litigation, Thereby Diverting Our Resources That May Have A Material Effect On Our Profitability And Results Of Operations

As discussed in the preceding risk factors, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future.  In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities.  We may in the future be the target of similar litigation.  Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

The Company has not engaged in the sale of any unregistered securities.

Item 3.  Defaults Upon Senior Securities.

There were no defaults upon senior securities of during this reporting period.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters have been submitted to a vote of the security holders.

Item 5.  Other Information.

None

Item 6.  Exhibits.

Exhibit No.	Description

23.1	Consent of Arshad M. Farooq, CPA

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

WPS, INC.

Dated: November 10, 2009	By:	/s/ Guillermo Pina
Guillermo Pina
Chief Executive Officer, President and Chairman (Principal Executive Officer) (Principal Financial/Accounting Officer)