Form 10-K
period 2009-12-31
WPS, Inc.
filed 2010-03-30
CIK 1451653

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 333-161454

WPS, INC.
(Exact name of registrant as specified in its charter)

Nevada	36-4645325
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

525 W. Allen Ave.
Unit 9
San Dimas, California 91773
Email: nbdc@onebox.com
 (Address of principal executive offices)

Registrant’s telephone number:	(909) 599-9415
Registrant’s facsimile number:	(626) 335-7750

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                 Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No☐

State issuer’s revenues for its most recent fiscal year: $

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter is $________.

As of the last business day of the Issuer’s most recently completed fiscal year December 31, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $0.

As of December 31, 2009, there were 2,150,000 shares of Common Stock, $0.001 par value per share, issued.

DOCUMENTS INCORPORATED BY REFERENCE

None

CERTIFICATIONS

PART I

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Registrant’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant. Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

Item 1. Description of Business

Form and Year of Organization

WPS, Inc. (“WPS” or the “Company”), was incorporated in the State of Nevada on November 17, 2008, under the same name.

Fiscal Year End

WPS, Inc.’s fiscal year end is December 31.

Bankruptcy, Receivership and Similar Proceedings

The Company has never been party to any bankruptcy, receivership or similar proceeding, nor has it undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

Reclassification, Merger, Consolidation, Purchase or Sale of Assets Not in the Ordinary Course of Business

WPS, Inc. has not reclassified, merged, consolidated, purchased or sold any assets.

Description of Business

Principal Products and Services and Their Markets

Present Products

  WPS, Inc. is a distributor of competitively priced, premium quality commercial grade fasteners from a variety of materials, including but not limited to steel, stainless steel, brass and nylon.  In addition, WPS can provide to its customers pipe and pipe fittings in galvanized, black iron, stainless steel and brass, electrical products such as tape, terminals, connectors and fuses, as well as tools common to the industry, nylon cable ties, drills and drill bits. WPS, Inc. does not presently manufacture any products.

At the present time, WPS, Inc. relies upon three (3) principal suppliers.  Those suppliers are Star Stainless located in the City of Commerce, California, Brighton-Best located in the city of Long Beach, California and Vertex, located in the city of Chatsworth, California.  WPS, Inc. does not require any raw materials and therefore does not have any sources or need for availability of any raw materials.

Future Products

WPS, Inc. anticipates future products and services to include all types of weather capable adhesives, the means to provide mobile welding services and mobile engine service and repairs.  In addition, WPS, Inc. will explore the possibility of becoming a manufacturer of the types of fasteners most commonly provided to its customers.

For additional future product distribution, WPS, Inc. will explore providing OEM products and fulfilling government, institutional and military requirements.

Services

WPS, Inc. does not provide any services.

Future Services

WPS, Inc. does not anticipate providing any services in the future.

Product Availability

WPS, Inc. itself does not acquire any raw materials and therefore does not have any sources or direct need for acquisition of any raw materials. The suppliers to the Company, noted above, acquire any and all raw materials that they may require for production or they acquire their products from larger distributors or directly from manufacturers.

Intellectual Properties

WPS, Inc. does not have any intellectual properties.

Sales and Marketing Strategy

WPS, Inc.’s strategic focus of effort will be on a long-term approach of communicating an unambiguous, attractive, creative marketing campaign, designed to resonate with the strongest key prospects for sales and service. This marketing undertaking will specifically identify WPS, Inc. to the marketplace end-user and will communicate a clear message of the products that WPS, Inc. can offer for the benefit of the consumer. WPS, Inc. believes in the lifetime value of a customer rather than the instant gratification of a quick sale.

Initially, our sales and marketing strategy and the efforts we will undertake to market and sell our products will be the result of the efforts conducted solely by the Company management. As an additional marketing tool, WPS will actively engage in building close ties with critical suppliers and membership and participation in business and professional associations in order to develop and exploit networking opportunities that will enhance our market exposure.  We also intend to emphasize and tout our company commitment to lead our industry with the highest quality customer support. We have not received any independent evaluation of our strategy and there can be no assurance that our strategy is an accurate or prudent assessment of the competitive conditions in today’s economic climate and our chosen industry in particular.

When resources become available, we intend to engage the services of a qualified product sales development consultant to cultivate plans for further developing and expanding our marketing strategy and sales exposure.

Distribution Methods

WPS, Inc. uses one of three distribution methods:

1.           Use an internal driver;

2.           Ship via common carrier; or

3.           Arrange for drop-shipping directly from the supplier.

We are currently working to identify an experienced internet service provider to develop a comprehensive internet presence as resources become available.

Industry Background and Competitive Business Conditions

Currently, the fastener industry is facing considerable competition from the economy and other companies worldwide. This business is replete with competition at all levels of geographic settings, expertise and ethical variances. Our ability to remain competitive is based on our ability to provide our customers with a broad range of quality products, competitively priced, with superior customer service. The prospective ability to find and timely deliver cost effective products that provide superior value is an integral component of our ability to stay competitive. We believe that the breadth and quality of our existing product line, the infrastructure in place to effectively source our products and the skill and dedication of our management will allow us to successfully compete in our chosen marketplace.

No formal study has been commissioned or initiated to analyze the competition that the Company will or may face.  The Company’s management competition analysis reveals that the fastener industry is a competitive business with competition varying from locally owned hardware stores to major companies such as Home Depot, Lowes and Ace Hardware. All of our competitors are generally better financed, have greater name recognition and an established customer loyalty base.  Our core philosophy of reliability, fair price, and offering exceptional personal customer service will distinguish our Company from the competition.  With the severe downturn in the economy and even given the competitive nature of the business, there is an opportunity for the Company to position itself for success by recognizing and catering to an increasingly demanding customer who does not maintain a fastener inventory as they once did and therefore require expedited and timely delivery of the products they require.

Sources and Availability of Raw Materials

WPS, Inc. itself does not require any raw materials.

Dependence upon One or a Few Major Customers

WPS, Inc. does not have an established customer base that produces any reliable income at this time and therefore does not have a dependence on one or a few customers.

Extent that the Business Is Seasonal

Management does not believe that business will be seasonal.

Patients, Trademarks, Licenses, Franchises and Concessions

The Company does not have any patients, trademarks, licenses, franchises or concessions.

Need for Government Approval on Principal Products or Services

The Company is not aware of any government approval required for our products or services.

Existing or Probably Government Regulations

The Company is not aware of any specific regulatory obstacles to our business plan.  That is not to say that we are not generally aware of the multitude of rules, statutes and administrative regulations that may apply, including, but not limited to, local business licenses and regulations. However, we do not foresee these as prohibiting the implementation of our business plan, but merely as temporary administrative obstacles that will be addressed and overcome as they arise, or as best we can forecast their arrival.

Research and Development

No future research and development is anticipated.

Compliance with Environmental Laws

WPS, Inc. does not conduct any activities requiring compliance with any known federal, state or local environmental statutes or regulations.

Number of Employees

The Company does not presently have any full or part-time employees. The sole officer and director of the Company is providing time and services as necessary for the development of the Company.

Anticipated Material Changes in Number of Employees

We do not anticipate any material change in the number of employees in the foreseeable future.

Acquisition or Disposition of Any Material Assets

The Company does not anticipate any acquisition or disposition of any material assets.

Material Acquisition of Plant and Equipment

The Company does not anticipate any material acquisition of any plant or equipment.

Reports to Security Holders

The Company will make available to shareholders audited annual financial reports certified by independent accountants, and may, in its discretion, make available unaudited quarterly financial reports. The Company will file periodic reports with the Securities and Exchange Commission as required to maintain a fully reporting status.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 on official business days during the hours of 10:00 a.m. to 3:00 p.m. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission.  The address of that site is:  http://www.sec.gov

Item 1A. Risk Factors

RISKS ASSOCIATED WITH OUR BUSINESS

Investment in the securities offered herein is speculative, involves a high degree of uncertainty, is subject to a number of risks and is suitable only for investors of substantial financial means.  Prospective investors should carefully consider the following risk factors in addition to the other information contained in this prospectus, before making an investment decision concerning the common stock offered in this prospectus. Only those investors who are prepared to potentially risk a total financial loss of their investment in this company should consider investing. Any of the following risks could have a material adverse effect on the Company’s business, financial condition, operations or prospects and cause the value of our common stock to decline, which could cause you to lose all or part of your investment. When determining whether to invest, you should also refer to and consider the other information in this prospectus, including, but not limited to, the financial statements and related notes.

The factors set forth below, along with the other information contained herein, should be considered carefully in evaluating our prospects. Further, this document contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, goals, objectives, expectations and intentions. The cautionary statements made in this section apply to all forward-looking statement wherever they appear in this document. Readers are cautioned that, while the forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance, and involve risks and uncertainties. In addition, actual results could differ materially from those discussed herein and our business, our financial condition or the results of operations could be materially and adversely affected. In such case, some of the factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this document. In the event that actual results do not meet expectations, there could be a consequent negative effect on the position of investors.

WPS, Inc.’s operations depend solely on the efforts Guillermo Pina, the sole officer and director of the Company. Mr. Pina has no experience related to public company management.  Because of this, we may be unable to develop our business or manage our public reporting requirements. The Company cannot guarantee that it will be able to overcome any such obstacles.

Guillermo Pina, our sole officer and director, is involved in other employment opportunities and may periodically face a conflict in selecting between WPS, Inc. and other personal and professional interests. The Company has not formulated a policy for the resolution of such conflicts, should they occur. If the Company loses Mr. Pina to other pursuits without a sufficient warning, the Company may, consequently, go out of business.

The following are risk factors which are directly related to the Company’s business and financial condition:

IF WE ARE UNABLE TO CONTINUE AS A GOING CONCERN, INVESTORS MAY FACE A COMPLETE LOSS OF THEIR INVESTMENT

We are a start-up company with limited sales, no reliable customer base and inexperienced management. Taking these facts into account, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in the independent registered public accounting firm’s report to the financial statements included in this filing. If our business fails, our investors may face a complete loss of their investment.

BECAUSE WE HAVE ONLY RECENTLY COMMENCED BUSINESS OEPRATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE

We have no significant operating history nor do we have anyone experienced in managing a public company. There is no assurance that we will be able to maintain any sustainable operations. It is not possible at this time to predict success with any degree of certainty due to problems associated with the commencement of new business. An investor should consider the risks, expenses and uncertainties that a developing company like ours faces. Potential investors should be aware that there is a substantial risk of failure associated with any new business venture as a result of problems encountered in connection with the commencement of new operations. These problems include, but are not limited to, an unstable economy, unanticipated problems relating to the entry of new competition, unanticipated moves by existing competition and unexpected additional costs and expenses that may exceed current estimates. Also, to date, we have completed only partial development of our intended operations and we can provide no assurance that our company will have a successful commercial application. There is no operating history upon which to base any projections as to the likelihood that we will prove successful in our current business plan, and thus there can be no assurance that we will be a viable, ongoing concern.

WE MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL FUNDING, WHICH MAY BE UNAVAILABLE

We have limited capital resources and require substantial capital to adequately fund the Company. To date, we have funded our operations with limited initial capital and minimal sales and have not generated sufficient funds from operations to be profitable or to maintain consistent operations. Unless we begin to generate sufficient revenues, on a consistent basis, to sustain an ongoing business operation, we may experience liquidity and solvency problems. Such liquidity and solvency problems may force us to cease operations if additional financing, under acceptable terms and conditions, is not available. In the event our cash resources are insufficient to continue operations, we intend to consider raising additional capital through offerings and sales of equity or debt securities. In the event we are unable to raise sufficient funds, we will be forced to terminate business operations. The possibility of such an outcome presents the risk of a complete loss of your investment in our common stock.

THE COMPANY’S SOLE OFFICER AND DIRECTOR CONTROLS A MAJORITY OF THE ISSUED AND OUTSTANDING COMMON STOCK

The present management owns a majority of the outstanding common stock at the present time. As a result of such ownership, investors will have limited control over matters requiring approval by our security holders, including the election of directors, the approval of significant corporate transactions and any change of control and management of the Company. This concentrated control may also make it difficult for our stockholders to receive a premium for their shares of their common stock in the event the Company enters into transactions which require stockholder approval.

INVESTORS MAY LOSE THEIR ENTIRE INVESTMENT IF THE COMPANY FAILS TO IMPLEMENT ITS BUSINESS PLAN

As a development stage company, we expect to face substantial risks, uncertainties, expenses and difficulties. Since inception, we have no demonstrable operational history of any substance upon which you can evaluate our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. These risks include, without limitation, an unstable economy, competition, the absence of ongoing revenue streams, inexperienced management, lack of sufficient capital, and lack of brand recognition. We cannot guarantee that we will be successful in accomplishing our objectives.

THE COSTS, EXPENSES AND COMPLEXITY OF SEC REPORTING AND COMPLIANCE MAY INHIBIT OR SEVERELY RESTRICT OUR OPERATIONS

After the effectiveness of our registration statement, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. The costs of complying with these complex requirements may be substantial and require extensive consumption of our time as well as retention of expensive specialists in this area. In the event we are unable to establish a base of operations that generates sufficient cash flows or cannot obtain additional equity or debt financing, the costs of maintaining our status as a reporting entity may inhibit our ability to continue our operations.

COMPETITORS WITH MORE RESOURCES MAY FORCE US OUT OF BUSINESS

The market for customers in our chosen area is intensely competitive and such competition is expected to continue to increase. Generally, our actual and potential competitors are larger companies with longer operating histories, greater financial and marketing resources, with superior name recognition and an entrenched client base. Therefore, many of these competitors may be able to devote greater resources to attracting customers and be able to grant preferred pricing. Competition by existing and future competitors could result in our inability to secure an adequate consumer base sufficient enough to support our endeavors. We cannot be assured that we will be able to compete successfully against present or future competitors or that the competitive pressure we may face will not force us to cease operations.

YOU MAY NOT BE ABLE TO SELL YOUR SHARES BECAUSE THERE IS NO PUBLIC MARKET FOR OUR STOCK

There is no public market for our common stock. The majority of our issued and outstanding common stock is currently held by the management of the Company. Therefore, the current and potential market for our common stock is limited. In the absence of being listed, no public market is available for investors in our common stock to sell their shares. We cannot guarantee that a meaningful trading market will develop or that we will be successful in attaining listing on the OTCBB or any other market. If we are quoted on the OTCBB, there is no assurance that a market for our common shares will develop. In fact, the price of our shares in any market that may develop could be significantly lower than the purchase price. Furthermore, if our stock ever becomes tradable, the trading price of our common stock could be subject to wide fluctuations in response to various events or factors, many of which are or will be beyond our control. In addition, the stock market may experience extreme price and volume fluctuations without a direct relationship to the operating performance.

INVESTORS MAY HAVE DIFFICULTY LIQUIDATING THEIR INVESTMENT BECAUSE OUR STOCK WILL BE SUBJECT TO PENNY STOCK REGULATION

The SEC has adopted rules that regulate broker/dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system). The rules, in part, require broker/dealers to provide penny stock investors with increased risk disclosure documents and make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These heightened disclosure requirements may have the effect of reducing the number of broker/dealers willing to make a market in our shares, thereby reducing the level of trading activity in any secondary market that may develop for our shares. Consequently, shareholders in our securities may find it difficult to sell their securities, if at all.

ALL OF OUR PRESENTLY ISSUED AND OUTSTANDING COMMON SHARES ARE RESTRICTED UNDER RULE 144 OF THE SECURITIES ACT, AS AMENDED. WHEN THE RESTRICTION ON ANY OR ALL OF THESE SHARES IS LIFTED, AND THE SHARES ARE SOLD IN THE OPEN MARKET, THE PRICE OF OUR COMMON STOCK COULD BE ADVERSELY AFFECTED

All of the presently outstanding shares of common stock are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144 which became effective on or about February 15, 2008. Pursuant to the new Rule 144, one year must elapse from the time a “shell company”, as defined in Rule 405, ceases to be a “shell company” and files Form 10 information with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Securities and Exchange Act of 1934 (the “Exchange Act”). Under the amended Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or an Issuer that has at anytime previously been a reporting or non-reporting shell company as defined in Rule 405, can only be resold in reliance on Rule 144 if the following conditions are met: (1) the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company; (2) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (3) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Form 8-K reports; and (4) at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

At the present time, the Company is classified as a “shell company” under Rule 405 of the Securities Act. As such, all restricted securities presently held by any founder of the Company may not be resold in reliance on Rule 144 until: (1) the Company files Form 10 information with the SEC when it ceases to be a “shell company”; (2) the Company has filed all reports as required by Section 13 and 15(d) of the Securities Act for twelve consecutive months; and (3) one year has elapsed from the time the Company files the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

WE MAY BE UNABLE TO GENERATE SUSTAINABLE REVENUE WITHOUT SUBSTANTIAL SALES, MARKETING OR DISTRIBUTION CAPABILITIES

The Company has not substantially commenced its planned business strategy and does not have any significant sales or marketing capabilities in place yet. We cannot guarantee that we will be able to develop a sales and marketing plan or effective operational capabilities. In the event we are unable to successfully implement these objectives, we may be unable to continue operations.

Item 1B. Unresolved Staff Comments

This section is not applicable.

Item 2. Description of Properties

We use a corporate warehouse/office located at 525 W. Allen Ave., Unit 9, San Dimas, CA 91773.  Guillermo Pina is presently personally leasing this location.  This facility is currently being provided to the Company free of charge by the present sole officer and director, Guillermo Pina. There are currently no proposed programs for the renovation, improvement or development of the facilities currently in use.

Item 3. Legal Proceedings

The Company is not party to any legal proceedings nor is it aware of any investigation, claim or demand made on the Company that may reasonably result in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to a vote of security holders.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is not yet quoted on OTC Bulletin Board. We cannot guarantee that a meaningful trading market will ever develop.  If a market ever develops for our common stock, of which we cannot guarantee, the trading price of our common stock could be subject to wide fluctuations in response to various events or factors, many of which are or will be beyond our control.  In addition, the stock market may experience extreme price and volume fluctuations, which, without a direct relationship to our operating performance, may affect the market price of our stock.

Holders

As of December 31, 2009, we had 2,150,000 shares of $0.001 par value common stock issued and held by two (2) shareholders of record.

The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to our common stock.

We do not have a transfer agent as yet.

Dividends

We have never declared or paid any cash dividend on our capital stock. We currently intend to retain future earnings, if any, for development of our business and therefore do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

“Penny Stock” Regulations

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person's account for transactions in penny stocks; and

●	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and

●
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Our Company Securities

(a) Capital Stock

Common Stock:

The Company is authorized by its Articles of Incorporation to issue an aggregate of 70,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”). As of December 31, 2009, there were 2,150,000 shares of Common Stock issued and outstanding.

Preferred Stock:

The Company is authorized by its Articles of Incorporation to issue an aggregate of 5,000,000 shares of preferred stock, par value $0.001 per share (the “Preferred Stock”). As of December 31, 2009, there were no shares of Preferred Stock issued.

Voting Rights:

Preemptive Rights

No holder of any shares of WPS, Inc.’s stock has preemptive or preferential rights to acquire or subscribe to any unissued shares of any class of stock or any unauthorized securities convertible into or carrying any right, option or warrant to subscribe for or acquire shares of any class of stock not disclosed herein.

Non-Cumulative Voting

Holders of WPS, Inc. common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in such event, the holders of the remaining shares will not be able to elect any directors.

Dividend Policy

As of the date of this prospectus, WPS, Inc. has never declared nor paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of the Board of Directors and will depend upon earnings, if any, capital requirements, our financial position, general economic conditions, and other factors deemed pertinent by the Board of Directors. The Company does not contemplate declaring dividends in the foreseeable future.

 (b) Market Information

Our common stock is not yet quoted on OTC Bulletin Board. We cannot guarantee that a meaningful trading market will ever develop.  If a market ever develops for our common stock, of which we cannot guarantee, the trading price of our common stock could be subject to wide fluctuations in response to various events or factors, many of which are or will be beyond our control.  In addition, the stock market may experience extreme price and volume fluctuations, which, without a direct relationship to our operating performance, may affect the market price of our stock.

(c) Holders of the Company's Securities

As of December 31, 2009, there were two (2) holders of record of shares of the Company’s Common Stock.

(d) Dividends
We have never declared or paid any cash dividend on our capital stock. We currently intend to retain future earnings, if any, for development of our business and therefore do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

Recent Sales of Unregistered Securities

Since inception on November 17, 2008, WPS, Inc. issued the following unregistered securities in private transactions without registering the securities under the Securities Act:

On or about November 17, 2008, Guillermo Pina, the sole officer and director of the Company, was issued 2,000,000 shares of common stock for services and expenses, paid on behalf of the Company, related to the incorporation of the Company.  These shares were valued at $0.001 (par value) per share or $2,000.00 in the aggregate.  This transaction was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2).

On or about November 17, 2008, Nevada Business Development Corporation was issued 150,000 shares of common stock for consulting services related to the preparation and set up of the Company’s Nevada corporation, corporate minute book, corporate bylaws, and related documents, assistance in SEC filings and management consulting services.  These shares were valued at $0.001 (par value) per share or $150.00 USD in the aggregate. This transaction was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2).

In all of the transactions above, no principal underwriters were used.

The price of the common stock issued above was arbitrarily determined and bore no relationship to any objective criterion of value. At the time of issuance, the Company was recently formed, in the process of being formed, in the process of being developed, and/or developing its strategic business plan and possessed no assets.

All of the transactions above were transactions by the Company not involving any public offering as required by the exemption provided from the registration provisions of the Securities Act of 1933, as amended. As such, no advertising or general solicitation was employed in offering any of the securities by the Company. All certificates evidencing the securities issued in such transactions will bear restrictive legends as securities issued in non-registered transactions that may only be resold in compliance with applicable federal and state securities laws. The applicable subscription documents relating to such transactions contained acknowledgments by the purchaser of such securities that the securities being acquired have not been registered, were restricted securities, could only be resold in compliance with applicable federal and state securities laws and the certificates evidencing such securities would bear restrictive legends.

Item 6. Selected Financial Data

This section is not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with other historical financial data and our consolidated financial statements and the related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under "Risk Factors” and elsewhere in this Annual Report.

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

●	discuss our future expectations;
●	contain projections of our future results of operations or of our financial condition; and

●	state other "forward-looking" information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this Annual Report. See "Risk Factors."

Unless stated otherwise, the words “we,” “us,” “our,” “the Company” or “WPS” in this Annual Report collectively refers to the Company.

Plan of Operation

WPS, Inc. was incorporated on November 17, 2008 in the State of Nevada, under the same name.

As of December 31, 2009, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act.

WPS, Inc. is a distributor of competitively priced, premium quality commercial grade fasteners from a variety of materials, including but not limited to steel, stainless steel, brass and nylon.  In addition, WPS can provide to its customers pipe and pipe fittings in galvanized, black iron, stainless steel and brass, electrical products such as tape, terminals, connectors and fuses, as well as tools common to the industry, nylon cable ties, drills and drill bits. WPS, Inc. does not presently manufacture any products.

As of the date of this document, we have generated nominal revenues and substantial expenses. This resulted in a net loss since inception, which is attributable to general and administrative expenses. Please review the Audited Financial Statements included with this filing.

Since incorporation, we have financed our operations primarily through minimal initial capitalization and nominal sales.

To date we have not implemented our planned principal operations. The realization of revenues in the next 12 months is critically important in the execution of our plan of operations. However, we cannot guarantee that we will generate such growth. If we do not produce sufficient cash flow to support our operations over the next 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to attain such financing. We cannot assure any investor that, if needed, sufficient financing can be obtained or, if available, that it will be available on reasonable terms. Without realization of additional capital, if needed, it would be unlikely for operations to continue.

WPS, Inc.’s management does not expect to conduct any research and development.

WPS, Inc. currently does not own any significant plant facilities or equipment that it would seek to refinance or sell in the near future. The Company does not envision purchasing any significant equipment in the near future.

Our management does not anticipate any significant changes in the number of employees in the next 12 months. Currently, we believe the services provided by our sole officer and director are sufficient at this time.

We have not paid for expenses on behalf of any director. Additionally, we believe that this practice will not materially change.

Liquidity and Capital Resources

As of December 31, 2009, we had cash of $820 and an accumulated net loss during the development stage (Inception to December 31, 2009) of $8,150. Our total operating expenses were $8,208 for the fiscal year period ended December 31, 2009, while our total operating expenses were $2,150 cash in the fiscal year ended September 30, 2008. The increase in use of operating cash was primarily attributable to increased business activity.

We had revenues of $2,675 during the fiscal year ended December 31, 2009 and had $2,675 revenues for the period November 17, 2008 (inception) to December 31, 2009. Due to the foregoing and our status as a shell company, as of December 31, 2009 and 2008, our auditors have expressed their doubt as to the ability to continue as a going concern.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and developing a consistent source of revenues. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its strategic business plan, become profitable and to be able to sustain such profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that the Company will require substantial cash infusion for the next twelve months to fund its operations. There is no guarantee that such cash infusion will be available.

Results of Operations

Fiscal Year Ended December 31, 2009 Compared to December 31, 2008

The following table summarizes the results of our operations during the fiscal years ended December 31, 2009 and 2008, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	12/31/2009 (Audited)	12/31/2008 (Audited)	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	$2,675	$0	$2,675	2,675%
Operating Expenses	$8,208	$2,150	$6,058	382%
Net (Loss)	$(6,000)	$(2,150)	$3,850	279%
Loss Per Share of Common Stock	$0	$0	$0	0%

Assets. At December 31, 2009, we had $820 cash on hand. On December 31, 2008, we had $0 cash on hand. This minimal amount of cash on hand and nominal increase was due to limited revenue producing operations of the Company.

Total Current Liabilities. Our Total Current Liabilities increased to $6,531 on December 31, 2009 from $0 on December 31, 2008. This increase in Total Current Liabilities was due to increased business operations.

Revenues. Our Revenues were $2,675 for the fiscal year ended December 31, 2009, an increase from $0 for the fiscal year ended December 31, 2008. This increase was due to additional start-up costs.

Operating Expenses. Our Operating Expenses increased to $8,208 for the fiscal year ended December 31, 2009 from $2,150 for the fiscal year ended September 30, 2008. This increase in Operating Expenses was due to additional start-up costs and increased business activity.

Net Loss. We recorded a Net Loss of $6,000 for the fiscal year ended December 31, 2009 as compared with a Net Loss of $2,150 for the fiscal year ended December 31, 2008. The increase in Net Losses was due to additional start-up costs and increased business activity.

Total Stockholders’ Deficit. Total Stockholders’ Deficit increased to $6,000 on December 31, 2009 from $2,150 at December 31, 2008. This increase in Total Stockholders’ Equity was due to expenses related to additional start-up costs and increased business activity.

Since inception, we have generated $2,675 in revenues and have incurred a cumulative net loss of $8,150.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

Our business and operating results are not affected in any material way by the season.

Inflation

Our business and operating results are not affected in any material way by inflation.

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The nature of our business generally does not call for the preparation or use of estimates. Due to the fact that the Company does not have any operating business, we do not believe that we do not have any such critical accounting policies.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

This section is not applicable.

Item 8. Financial Statements and Supplementary Data

SADLER, GIBB & ASSOCIATES, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
WPS, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of WPS, Inc., as of December 31, 2009, and the related statements of income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of WPS, Inc. as of December 31, 2008, were audited by other auditors whose report dated June 23, 2009, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of WPS, Inc. as of December 31, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not yet established an ongoing source of revenue sufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SADLER, GIBB AND ASSOCIATES, LLC

Salt Lake City, UT
March 26, 2010

WPS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2009	2008

CURRENT ASSETS

Cash	$820	$-

Total Current Assets	820	-

TOTAL ASSETS	$820	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$1,725	$-
Note payable related party	4,806	-

Total Current Liabilities	6,531	-

Total Liabilities	6,531	-

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock; 70,000,000 shares authorized,
at $0.001 par value, 2,150,000 shares issued
and outstanding, respectively	2,150	2,150
Additional paid-in capital	289	-
Deficit accumulated during the development stage	(8,150)	(2,150)

Total Stockholders' Equity (Deficit)	(5,711)	-

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$820	$-

The accompanying notes are an integral part of these financial statements.

WPS, INC.
(A Development Stage Company)
Statements of Operations

			From
			Inception on
			November 17,
	For the Year Ended		2008 Through
	December 31,		December 31,
	2009	2008	2009

REVENUES	$2,675	$-	$2,675

COST OF SALES	467	-	467

GROSS PROFIT	2,208	-	2,208

OPERATING EXPENSES

General and administrative	8,208	2,150	10,358

Total Operating Expenses	8,208	2,150	10,358

LOSS FROM OPERATIONS	(6,000)	(2,150)	(8,150)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(6,000)	$(2,150)	$(8,150)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	2,150,000	1,481,111

The accompanying notes are an integral part of these financial statements

WPS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance at inception on November 17, 2008	-	$-	$-	$-	$-

Common stock issued for services
at $0.001 per share	2,150,000	2,150	-	-	2,150

Net loss from inception on November 17, 2008
through December 31, 2008	-	-	-	(2,150)	(2,150)

Balance, December 31, 2008	2,150,000	2,150	-	(2,150)	-

Contributed capital	-	-	289	-	289

Net loss for the year ended
December 31, 2009	-	-	-	(6,000)	(6,000)

Balance, December 31, 2009	2,150,000	$2,150	$289	$(8,150)	$(5,711)

The accompanying notes are an integral part of these financial statements.

WPS, INC.
(A Development Stage Company)
Statements of Cash Flows

			From
			Inception on
			November 17,
	For the Year Ended		2008 Through
	December 31,		December 31,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(6,000)	$(2,150)	$(8,150)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	-	2,150	2,150
Changes in operating assets and liabilities:
Change in accounts payable	1,725	-	1,725

Net Cash Used in
Operating Activities	(4,275)	-	(4,275)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Contributed capital	289	-	289
Increase in note payable - related party	4,806	-	4,806

Net Cash Provided by
Financing Activities	5,095	-	5,095

NET INCREASE IN CASH	820	-	820

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$820	$-	$820

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.
WPS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization
The Company was incorporated under the laws of the State of Nevada on November 17, 2008 to provide competitively priced, premium quality commercial grade fasteners made from a variety of materials, including but not limited to steel, stainless steel, brass & nylon. The Company has not realized significant revenues to date and therefore is classified as a development stage company.

        Accounting Method
The financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year end.

        Estimates
The  preparation  of  financial  statements  in  conformity  with accounting  principles generally accepted in the United States of America  requires  management to make  estimates and  assumptions that affect the reported  amounts of assets and  liabilities  and disclosure of contingent  assets and  liabilities  at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Revenue Recognition
The Company applies the provisions of SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies.  In general, the Company recognizes revenue related to goods and services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

Concentrations of Risk
The Company depends on a small number of customers for a significant portion of its sales.  For the year ended December 31,
2009, two customers accounted for greater than 10% each of the Company’s net sales.  One major customer accounted for $1,500 of revenue (56% of total revenues) and the other major customer accounted for $950 of revenue (36% of total revenues) during fiscal year 2009.  No single customer accounted for greater than 10% of revenues in fiscal year 2008.

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred.
The Company had not incurred any advertising expense for the current fiscal year as of December 31, 2009 or 2008.

        Stock-based Compensation
The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1,2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

Cash and Cash Equivalents
Cash and cash equivalents consist of commercial accounts and interest-bearing bank deposits and are carried at cost, which approximates current value. Items are considered to be cash equivalents if the original maturity is three months or less.

Basic Loss per Share
The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period. The Company has no common stock equivalents outstanding as of December 31, 2009.

WPS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Loss (numerator)	$ (6,000)	$ (2,150)
Shares (denominator)	2,150,0002	2222 221,481,1112
Per share amount	$ (0.00)	$ (0.00)

Provision for Taxes
Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31, 2009 and 2008:

	2009	2008
Deferred tax assets
NOL carryover	$2,340	$-
Valuation allowance	(2,340)	-

Net deferred tax asset	$-	-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2009 and 2008 due to the following:

	2009	2008

Book Income	$(2340)	$(839)
Contributed services	-	839
Valuation allowance	2,340	-

	$-	-

At December 31, 2009, the Company had net operating loss carry forwards of $6,000 that may be offset against future taxable income through 2029.  No tax benefit has been reported in the December 31, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.
WPS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS
In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the quarter ended September 30, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the quarter or year-to-date period then ended. In connection with preparing the accompanying unaudited financial statements as of September 30, 2009 and for the quarter and nine month period ended September 30, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC).

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” pr ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 3 -	GOING CONCERN

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

NOTE 4 -                            NOTES PAYABLE RELATED PARTY

The principal shareholder of the company has advanced the corporation $4,806.  The note is non-interest bearing and due and payable upon demand.

WPS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 5 – PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of preferred stock.  At December 31, 2009, the Company had no preferred stock issued and outstanding.

NOTE 6 – COMMON STOCK

The Company is authorized to issue 70,000,000 shares of common stock.  At December 31, 2009 and 2008, the total number of shares issued and outstanding was 2,150,000 shares, respectively.

During December 2008, the Company issued 150,000 shares of its common stock in exchange for some services valued at $150. The shares were valued at par value.  In addition, the Company issued 2,000,000 shares of its common stock to its founder for services valued at $2,000.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) Company management reviewed all material events through March 26, 2009, and there are no material subsequent events to report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Dismissal of the Offices of Arsahd M. Farooq

On March 9, 2010 WPS, Inc. dismissed the Offices of Arshad M. Farooq as the Company’s independent public accountants. The decision to terminate the Offices of Arshad M. Farooq was determined by the Board of Director of the Company on March 5, 2010.  The Company does not have an audit committee due to the limited size of our Board of Directors. The Offices of Arshad M. Farooq had been the Company’s independent public accountants since inception on November 17, 2008 until dismissal.

Subsequent to the dismissal of the Offices of Arshad M. Farooq, the Company engaged Sadler, Gibb & Associates, LLC to perform the audit for the December 31, 2009 fiscal year end and further retained Sadler, Gibb & Associates, LLC as the Company’s independent auditor going forward.

Engagement of Sadler, Gibb & Associates, LLC

On March 10, 2010, the Company engaged Sadler, Gibb & Associates, LLC as the Company’s independent public accounts.  Sadler, Gibb & Associates, LLC has been engaged to perform an audit of the Company’s financial statements for the fiscal year ended December 31, 20009.

Neither the Company nor anyone on its behalf has consulted Sadler, Gibb & Associates, LLC regarding either (1) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements and, as such, no written or oral advice was provided and none was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues; or (2) any matter that was a subject of a disagreement or reportable event, as there were none.

The decision to change accountants was approved by the Board of Directors on March 5, 2010.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was not accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the principal executive officer and the principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

●
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following deficiency:

●
We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director. While this control deficiency did not result in any audit adjustments to our financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

To the extent reasonably possible, given our limited resources, our goal is, upon consummation of a merger with a private operating company, to separate the responsibilities of principal executive officer and principal financial officer, intending to rely on two or more individuals. We will also seek to expand our current board of directors to include additional individuals willing to perform directorial functions. Since the recited remedial actions will require that we hire or engage additional personnel, this material weakness may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the quarter ended December 31, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None
PART III

It em 10. Directors, Executive Officers and Corporate Governance

Identification of Directors and Executive Officers

The following table sets forth certain information concerning our officers and directors.

Name and Address                                Age           Position                                                      Period of Service

Guillermo Pina                                           56          President, Secretary, Treasurer                November 17, 2008 (inception) to the present
      Chief Executive Officer
      Chief Accounting Officer
      Director

Our directors hold office until the next annual meeting of the stockholders, typically held on or near the anniversary date of inception, and until successors have been elected and qualified. Our officers are appointed by our directors and hold office until resignation or removal from office.

Identification of Significant Employees

The Company does not presently have any full or part-time employees. The sole officer and director of the Company is providing time and services as necessary for the development of the Company. We do not anticipate hiring any employees in the future until we further develop our business plan.

Family Relationships

There are no family relationships between any director, executive officer, or person nominated or chosen by the registrant to become a director or executive officer.

Business Experience of Each Director and Executive Officer

Guillermo Pina, President, Treasurer, Chief Executive Officer, Chief Accounting Officer, and Director – Guillermo Pina has been in all facets of the fastener industry for over 30 years.  Mr. Pina has been engaged in a variety of positions within the industry including, but not limited to, the order desk, purchasing, sales, warehousing, delivery, packaging of fasteners and hardware related items and extensive handling of customer service.  In his variety of duties over the years, Mr. Pina has also overseen the accounts receivables and payables.  Mr. Pina is currently the President of a fastener company that has been in business for over 20 years.

Legal Proceedings

Guillermo Pina, the sole officer and director of the Company, has never filed for bankruptcy nor had a receiver, fiscal agent or similar officer appointed by a court for any business or property of his, has never been convicted in a criminal proceeding and is not a named subject of any pending criminal proceeding.  Nor has Guillermo Pina ever been the subject of any order enjoining him from any type of business, securities or banking activities, or ever been found to have violated any federal or state securities law.

Promoters and Control Persons

At the time of this filing, we are not engaged in any transactions, either directly or indirectly, with any persons or organizations considered promoters.

Board Committees

Our board of directors has not established any committees, including an audit committee, a compensation committee, a nominating committee or any committee or committees performing similar functions. The functions of those committees are being undertaken by the entire board as a whole. Because we do not have any independent directors, our board of directors believes that the establishment of committees of the board would not provide any benefits to our company, could be considered more form than substance and would distract from our present goals of implementing our strategic production and marketing plans and becoming an economically viable company.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, all of the Company's executive officers, directors and greater than 10% beneficial owners of its Common Stock have complied with Section 16(a) filing requirements applicable to them during the Company's most recent fiscal year.

Item 11. Executive Compensation

DIRECTOR AND OFFICER COMPENSATION

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)
Guillermo Pina	2008	-	-	-	-	-	-	-
Officer and Director	2009	-	-	-	-	-	-	-

We have not formulated plans as to the amounts of future cash compensation. Any additional personnel required would have salaries negotiated.

No past officer or director of the Company has received any compensation and none is due or payable. Our sole current officer and director, Guillermo Pina, does not receive any compensation for the services he renders to the Company, has not received compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. We currently have no formal written salary arrangement with our sole officer. Mr. Pina may receive a salary or other compensation for services that he provides to the Company in the future. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of the Company’s employees.

Significant Employees

We have no significant employees other than our executive officers and directors named in this Annual Report.

Committees of the Board of Directors

Our board of directors has not established any committees, including an audit committee, a compensation committee, a nominating committee or any committee or committees performing similar functions. The functions of those committees are being undertaken by the entire board as a whole. Because we do not have any independent directors, our board of directors believes that the establishment of committees of the board would not provide any benefits to our company, could be considered more form than substance and would distract from our present goals of implementing our strategic production and marketing plans and becoming an economically viable company.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, all of the Company's executive officers, directors and greater than 10% beneficial owners of its Common Stock have complied with Section 16(a) filing requirements applicable to them during the Company's most recent fiscal year.

Code of Business Conduct and Code of Ethics

Our Board of Directors has not adopted a Code of Business Conduct and Ethics.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

This section is not applicable.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of the date of this Annual Report by (i) each Named Executive Officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person. The address of each person is deemed to be the address of the issuer unless otherwise noted.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)

Common Stock	Guillermo Pina	2,000,000	93.02%
Common Stock	President, CEO and Director Nevada Business Development Corporation	150,000	6.98%

(1)
The percentage of common stock held by each listed person is based on 2,150,000 shares of common stock issued and outstanding as of the date of this Annual Report. Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

There have been no transactions or any currently proposed transaction, in which the registrant was or is to be a participant and in which any related person had or will have a direct or indirect material interest.

Promoters and Certain Control Persons

The Company has not utilized the services of a promoter at any time. The only control person is the founder and sole officer and director, Guillermo Pina.

Director Independence

The OTCBB to which we are attempting to have our shares of common stock quoted does not have any director independence requirements. In determining whether our directors are independent, we refer to NASDAQ Stock Market Rule 4200(a)(15). Based on those widely-accepted criteria, we have determined that our Directors are not independent at this time.

No member of management is or will be required by us to work on a full time basis, although our president currently devotes fulltime to us. Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his/her fiduciary duties to us.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.
Because none of our directors are independent directors, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

Item 14. Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2009	$3,500	Offices of Arshad M. Farooq
2008	$0

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$0
2008	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2009	$0
2008	$0

 (4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$0
2008	$0

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year ended December 31, 2009 that were attributed to work performed by persons other than the principal accountant’s full time permanent employees was 0%.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)  Financial Statements

The following is a list of the Financial Statements required to be filed and included in Item 8 of Part II of this report:

(a)(2)  Financial Statement Schedules

Schedules not included herein are omitted because they are inapplicable, not required or because the required information is provided in the financial statements and notes thereto.

(a)(3)  Exhibits

Exhibit	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WPS, INC.

Dated: March 29, 2010	By:	/s/ Guillermo Pina
Guillermo Pina
President, CEO and Director (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Guillermo Pina	March 29, 2010
Guillermo Pina
Principal Executive Officer

/s/ Guillermo Pina	March 29, 2010
Guillermo Pina
Principal Financial Officer

/s/ Guillermo Pina	March 29, 2010
Guillermo Pina
Principal Accounting Officer
/s/ Guillermo Pina	March 29, 2010
Guillermo Pina
Director