Form 10-K
period 2010-12-31
WPS, Inc.
filed 2011-03-28
CIK 1451653

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 333-161454

WPS, INC.
(Exact name of registrant as specified in its charter)

Nevada	36-4645325
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

525 W. Allen Ave., Unit 9
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
                                                                 Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State issuer’s revenues for its most recent fiscal year: $4,943

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter is $0

As of the last business day of the Issuer’s most recently completed fiscal year December 31, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $0.

As of December 31, 2010, there were 2,000,000 shares of Common Stock, $0.001 par value per share, issued.

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

Future Products

WPS, Inc. anticipates future products and services to include all types of weather capable adhesives, the means to provide mobile welding and mobile engine service and repairs.  In addition, WPS, Inc. will explore the possibility of becoming a manufacturer of the types of fasteners most commonly provided to its customers.

For additional future product distribution, WPS, Inc. will explore providing OEM products and fulfilling government, institutional and military requirements.

Services

WPS, Inc. does not provide any services.

Future Services

WPS, Inc. anticipates future services to include the means to provide mobile welding services and mobile engine service and repairs.

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

When resources become available, we intend to engage the services of a qualified product sales development consultant to cultivate plans for further development and expansion of our marketing strategy and sales exposure.

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

Industry Background and Competitive Business Conditions

Currently, the fastener industry is facing considerable competition from the economy and other companies worldwide. This business is replete with competition at all levels of geographic settings, expertise and ethical variances. Our ability to remain competitive is based on our ability to provide our customers with a broad range of quality products, competitively priced, with superior customer service. The prospective ability to find and timely deliver cost effective products that provide superior value is an integral component of our ability to stay competitive. We believe that the breadth and quality of our existing product line, the infrastructure in place to effectively source our products and the skill and dedication of our management will allow us to successfully compete in our chosen marketplace when sufficient funding becomes available.

No formal study has been commissioned or initiated to analyze the competition that the Company will or may face.  The Company’s internal management competition analysis reveals that the fastener industry is a competitive business with competition varying from locally owned hardware stores to major companies such as Home Depot, Lowes and Ace Hardware. All of our competitors are generally better financed, have greater name recognition and an established customer loyalty base.  Our core philosophy of reliability, fair price, and offering exceptional personal customer service will distinguish our Company from the competition.  With the severe downturn in the economy and even given the competitive nature of the business, there is an opportunity for the Company to position itself for success by recognizing and catering to an increasingly demanding customer who does not maintain a fastener inventory as they once did and therefore require expedited and timely delivery of the products they require.

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

Research and Development

No research and development is anticipated.

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

You may read any copies of any materials we file with the Securities and Exchange Commission at the SEC’s reference s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that will contain copies of the materials we file electronically.  The address for the internet site is www.sec.gov.

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

THE COSTS, EXPENSES AND COMPLEXITY OF SEC REPORTING AND COMPLIANCE MAY INHIBIT OR SEVERELY RESTRICT  OUR OPERATIONS

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. The costs of complying with these complex requirements may be substantial and require extensive consumption of our time as well as retention of expensive specialists in this area. In the event we are unable to establish a base of operations that generates sufficient cash flows or cannot obtain additional equity or debt financing, the costs of maintaining our status as a reporting entity may inhibit our ability to continue our operations.

WE MAY BE UNABLE TO GENERATE SUSTAINABLE REVENUE WITHOUT SUBSTANTIAL SALES, MARKETING AND DISTRIBUTION CAPABILITIES

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

Holders

As of December 31, 2010, we had 2,000,000 shares of $0.001 par value common stock issued and held by one shareholder of record.

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

“Penny Stock” Regulations

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (1) that a broker or dealer approve a person’s account for transactions in penny stocks; and (2) the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (1) obtain financial information and investment experience objectives of the person; and (2) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Our Company Securities

(a) Capital Stock

Common Stock:

The Company is authorized by its Articles of Incorporation to issue an aggregate of 70,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”). As of December 31, 2010, there were 2,000,000 shares of Common Stock issued and outstanding.

Preferred Stock:

The Company is authorized by its Articles of Incorporation to issue an aggregate of 5,000,000 shares of preferred stock, par value $0.001 per share (the “Preferred Stock”). As of December 31, 2010, there were no shares of Preferred Stock issued.

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

(c) Holders of the Company's Securities

As of December 31, 2010, there was one holder of record of shares of the Company’s Common Stock.

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

Recent Sales of Unregistered Securities

Since inception on November 17, 2008, WPS, Inc. issued the following unregistered securities in private transactions without registering the securities under the Securities Act:

On or about November 17, 2008, Guillermo Pina, the sole officer and director of the Company, was issued 2,000,000 shares of common stock as founder shares related to the founding and incorporation of the Company. This transaction was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2).  Mr. Pina is a sophisticated investor with full access to all company information.

On or about December 1, 2008, Nevada Business Development Corporation was issued 150,000 shares of common stock for services related to the founding and incorporation of the Company. On October 20, 2010 these shares were canceled by mutual consent.

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

In all of the transactions above, no principal underwriters were used.

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

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, and state other “forward-looking” information.

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

Unless stated otherwise, the words “we,” “us,” “our,” “the Company” or “Active” in this Annual Report collectively refers to the Company.

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

Liquidity and Capital Resources

As of December 31, 2010, we had cash of $4,106 and an accumulated net loss during the development stage (Inception to December 31, 2010) of $11,294. Our total operating expenses were $5,863 for the fiscal year period ended December 31, 2010, while our total operating expenses were $8,208 in the fiscal year ended December 31, 2009. The decrease in use of operating expenses was primarily attributable to decreased start-up costs.

We had revenues of $4,943 during the fiscal year ended December 31, 2010 and had $2,675 revenues for the fiscal year ended December 31, 2009.

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

Results of Operations

Fiscal Year Ended December 31, 2010 Compared to December 31, 2009

The following table summarizes the results of our operations during the fiscal years ended December 31, 2010 and 2009, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	12/31/2010 (Audited)	12/31/2009 (Audited)	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	$4,943	$2,675	$2,268	85%
Operating Expenses	$5,863	$8,208	$(2,345)	29%
Net (Loss)	$(3,144)	$(6,000)	$(2,856)	481%
Loss Per Share of Common Stock	$0	$0	$0	0%

Assets. At December 31, 2010, we had $4,106 cash on hand. On December 31, 2009, we had $820 cash on hand. This minimal amount of cash on hand and nominal increase was due to limited revenue producing operations of the Company.

Total Current Liabilities. Our Total Current Liabilities increased to $12,961 on December 31, 2010 from $6,531 on December 31, 2009. This increase in Total Current Liabilities was due to increased business operations.

Revenues. Our Revenues were $4,943 for the fiscal year ended December 31, 2010, an increase from $2,675 for the fiscal year ended December 31, 2009. This increase was due to increased business activity.

Total Operating Expenses. Our Total Operating Expenses decreased to $5,863 for the fiscal year ended December 31, 2010 from $8,208 for the fiscal year ended September 30, 2009. This decrease in Operating Expenses was due to fewer start-up costs.

Net Loss. We recorded a Net Loss of $3,144 for the fiscal year ended December 31, 2010 as compared with a Net Loss of $6,000 for the fiscal year ended December 31, 2009. The decrease in Net Losses was due to decreased start-up costs and increased business activity.

Total Stockholders’ Deficit. Total Stockholders’ Deficit increased to $8,855 as of  December 31, 2010, from $5,711 on December 31, 2009. This increase in Total Stockholders’ Deficit was due to expenses related to additional start-up costs and increased business activity.

Since inception, we have generated $7,618 in revenues and have incurred a cumulative net loss of $11,294.

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

SADLER, GIBB & ASSOCIATES, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
WPS, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of WPS, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from inception on November 17, 2008 through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of WPS, Inc. as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended and for the period from inception on November 17, 2008 through December 31, 2010, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had accumulated losses of $11,294 as of December 31, 2010, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
March 21, 2011

WPS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 30,	December 31,
	2010	2009

CURRENT ASSETS

Cash	$4,106	$820
Total Current Assets	4,106	820
TOTAL ASSETS	$4,106	$820

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$3,880	$1,725
Note payable related party	9,081	4,806

Total Current Liabilities	12,961	6,531

Total Liabilities	12,961	6,531

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock; 70,000,000 shares authorized,
at $0.001 par value, 2,000,000 and 2,150,000
shares issued and outstanding, respectively	2,000	2,150
Additional paid-in capital	439	289
Deficit accumulated during the development stage	(11,294)	(8,150)

Total Stockholders' Equity (Deficit)	(8,855)	(5,711)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$4,106	$820

The accompanying notes are an integral part of these financial statements.

WPS, INC.
(A Development Stage Company)
Statements of Operations

			From
			Inception on
			November 17,
	For the Years Ended		2008 Through
	December 31,		December 31,
	2010	2009	2010

REVENUES	$4,943	$2,675	$7,618

COST OF SALES	2,224	467	2,691

GROSS PROFIT	2,719	2,208	4,927

OPERATING EXPENSES

General and administrative	609	2,758	5,517
Professional fees	5,254	5,450	10,704

Total Operating Expenses	5,863	8,208	16,221

LOSS FROM OPERATIONS	(3,144)	(6,000)	(11,294)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(3,144)	$(6,000)	$(11,294)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	2,120,000	2,150,000

The accompanying notes are an integral part of these financial statements

WPS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance at inception on November 17, 2008	-	$-	$-	$-	$-

Common stock issued for services
at $0.001 per share	2,150,000	2,150	-	-	2,150

Net loss from inception on November 17, 2008
through December 31, 2008	-	-	-	(2,150)	(2,150)
Balance, December 31, 2008	2,150,000	2,150	-	(2,150)	-
Contributed capital	-	-	289	-	289

Net loss for the year ended
December 31, 2009	-	-	-	(6,000)	(6,000)
Balance, December 31, 2009	2,150,000	2,150	289	(8,150)	(5,711)
Cancellation of shares	(150,000)	(150)	150	-	-

Net loss for the year ended
December 31, 2010	-	-	-	(3,144)	(3,144)

Balance, December 31, 2010	2,000,000	$2,000	$439	$(11,294)	$(8,855)

The accompanying notes are an integral part of these financial statements.

WPS, INC.
(A Development Stage Company)
Statements of Cash Flows

			From
			Inception on
			November 17,
	For the Years Ended		2008 Through
	December 31,		December 31,
	2010	2009	2010

OPERATING ACTIVITIES
Net loss	$(3,144)	$(6,000)	$(11,294)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	-	-	2,150
Changes in operating assets and liabilities:
Change in accounts payable	2,155	1,725	3,880
Net Cash Used in Operating Activities	(989)	(4,275)	(5,264)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES
Capital contributed by shareholders	-	289	289
Increase in note payable - related party	4,275	4,806	9,081

Net Cash Provided by Financing Activities	4,275	5,095	9,370
NET INCREASE (DECREASE) IN CASH	3,286	820	4,106
CASH AT BEGINNING OF PERIOD	820	-	-
CASH AT END OF PERIOD	$4,106	$820	$4,106

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

WPS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

Reclassifications
Certain account balances as of and for the year ended December 31, 2009 have been adjusted in the December 31, 2010 financial statements so as to conform to current-period presentation.

        Accounting Method
The financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year-end.

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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred.  The Company had not incurred any advertising expense for the current fiscal year as of December 31, 2010.

Stock-Based Compensation
The Company adopted ACS 718 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ACS 718, formerly SFAS No. 123-R.

Cash and Cash Equivalents
Cash and cash equivalents consist of commercial accounts and interest-bearing bank deposits and are carried at cost, which approximates current value. Items are considered to be cash equivalents if the original maturity is three months or less.

Basic Loss per Share
The computation of basic loss per share of common stock is based on the weighted-average number of shares outstanding during the period. The Company has no common stock equivalents outstanding as of December 31, 2010.

WPS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTNUED)

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Loss (numerator)	$ (3,144)	$ (6,000)
Shares (denominator)	2,120,000	2,150,000
Per share amount	$ (0.00)	$ (0.00)

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

      Provision for Taxes
      Net deferred tax assets consist of the following components as of December 31, 2010 and 2009:

                                                                         2010                                     2009
                                                                    ----------------                            -----------------
Deferred tax assets:
                            NOL carryover             $         4,405                                $        3,179
Contributed services                   --                                                --
                            Valuation allowance             (4,405)                                        (3,179)
                                                                    ----------------                            -----------------
                            Net deferred tax asset  $              --                            $              --
                                                                    =========

      The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2010 and 2009 due to the following:

                                                                                        2010                                  2009
                                                                                   ----------------                                         -----------------

                            Book Income                                  $     (1,226)                                          $        (2,340)
                            Contributed services                                  --                                                              --
                            Valuation allowance                              1,226                                                        2,340
                                                                                   ----------------                                         -----------------
                                                                                      $                -                                          $                 -
                                                                                   ==========                                         ===========

At December 31, 2010, the Company had net operating loss carry forwards of approximately $11,294 that may be offset against future taxable income through 2030.  No tax benefit has been reported in the December 31, 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTNUED)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.  When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements, other accounting standards or interpretations issued or recently adopted are expected to have no material impact on the Company’s financial position, operations, or cash flows.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167.

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.

This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.

        NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allows it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital; it could be forced to cease operations.

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

NOTE 4 - NOTES PAYABLE RELATED PARTY

The principal shareholder of the company has advanced the corporation $9,081.  The note is non-interest bearing and due and payable upon demand.

NOTE 5 – PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of preferred stock The company had no preferred stock issued and outstanding at December 31, 2010.

NOTE 6 – COMMON STOCK

The Company is authorized to issue 70,000,000 shares of common stock.  At December 31, 2010 and 2009, the total number of shares issued and outstanding was 2,000,000 shares and 2,150,000 shares respectively.

NOTE 7 – SUBSEQUENT EVENTS

 In accordance with SFAS 165 (ASC 855-10) Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The financial statements of WPS, Inc., as provided herein, have been audited by an independent public accountant firm approved by the Public Company Accounting Oversight Board, to wit, Sadler, Gibb and Associates, with a business address of P.O. Box 411, Farmington, Utah. Sadler, Gibb and Associates is not receiving any contingent interest, fee or shares in the Company.

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

We have had no disagreements with our independent registered public accounting firm on any matter of accounting principles or with any financial statement disclosures.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was adequately accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

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

To the extent reasonably possible, given our limited resources, our goal is to separate the responsibilities of principal executive officer and principal financial officer, intending to rely on two or more individuals. We will also seek to expand our current board of directors to include additional individuals willing to perform directorial functions. Since the recited remedial actions will require that we hire or engage additional personnel, this material weakness may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

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

Changes in Internal Controls over Financial Reporting

During the fiscal year ended December 31, 2010, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None
PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors and Executive Officers

The following table sets forth certain information concerning our officers and directors.

Name and Address                                Age           Position                                                      Period of Service

Guillermo Pina                                            58               President, Secretary, Treasurer                                                      November 17, 2008 (inception) to the present
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

Business Experience of Each Director and Executive Officer

Guillermo Pina – President, Treasurer, Chief Executive Officer, Chief Accounting Officer, and Director – Guillermo Pina has been in all facets of the fastener industry for over 30 years.  From approximately 1980 to 1985 Mr. Pina worked for Southern California Fasteners where he was primarily responsible for purchasing, packaging, sales and customer service. From approximately 1985 to 1990 Mr. Pina worked for Bolt Products where he managed their warehouse, did the purchasing, and additionally did extensive sales and customer service. In 1987 Mr. Pina started WPS as a sole proprietorship wherein he operated all facets of the business including accounts payable, accounts receivable, purchasing, warehousing, shipping, delivery, packaging, receiving and performing all functions of the chief executive officer and chief financial officer.  WPS has been successfully operated since it was formed in 1987.

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

Item 11.  Executive Compensation

DIRECTOR AND OFFICER COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Stock Awards	Securities Underlying Options	All Other Compensation ($)	Total ($)

Guillermo Pina	2009	-	-	-	-	-	-	-
Officer and Director	2010	-	-	-	-	-	-	-

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

Code of Business Conduct and Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics which was an exhibit on a previous filing with the Commission.

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

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)

Common Stock	Guillermo Pina	2,000,000	100.00%
	President, CEO and Director

Footnotes:
(1)  The percentage of common stock held by each list person is based on 2,000,000 shares of common stock issued and outstanding as of the date of this Annual Report.

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

Item 14 . Principal Accountant Fees and Services

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

2010	$4,750	Sadler, Gibb and Associates
2009	$2,500	Sadler, Gibb and Associates

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$0
2009	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2010	$0
2009	$0

 (4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$0
2009	$0

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year ended December 31, 2010 that were attributed to work performed by persons other than the principal accountant’s full time permanent employees was 0%.

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

WPS, INC.

Dated: March 24, 2011	By:	/s/ Guillermo Pina
Guillermo Pina
President, CEO and Director (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Guillermo Pina	March 24, 2011
Guillermo Pina
Principal Executive Officer

/s/ Guillermo Pina	March 24, 2011
Guillermo Pina
Principal Financial Officer

/s/ Guillermo Pina	March 24, 2011
Guillermo Pina
Principal Accounting Officer
/s/ Guillermo Pina	March 24, 2011
Guillermo Pina
Sole Director