Form 10-Q
period 2011-03-31
WPS, Inc.
filed 2011-05-13
CIK 1451653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission file number: 333-161454

WPS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	36-4645325
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

525 W. Allen Ave., Unit 9, San Dimas	California 91773
(Address of Principal Executive Offices)	(State and Zip Code)

(909) 599-9415
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Copies to:
R. Brumbaugh
417 W. Foothill Blvd.
Suite B-175
Glendora, CA 91741
nbdc@onebox.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 31, 2011, there were 2,000,000 shares of common stock, par value $0.001 per share, outstanding and no shares of preferred stock outstanding.

 CERTIFICATIONS

Exhibit 31.1 Management Certification

Exhibit 32.2 Sarbanes-Oxley Act

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

WPS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	March	December 31,
	2011	2010
	(unaudited)
CURRENT ASSETS
Cash	$8,168	$4,106
Prepaid expense	624	-
Accounts receivable	827	-

Total Current Assets	9,619	4,106

TOTAL ASSETS	$9,619	$4,106

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$6,799	$3,880
Payable related party	36,954	9,081
Total Current Liabilities	43,753	12,961
Total Liabilities	43,753	12,961

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock; 70,000,000 shares authorized,
at $0.001 par value, 2,000,000 shares issued
and outstanding	2,000	2,000
Additional paid-in capital	439	439
Deficit accumulated during the development stage	(36,573)	(11,294)

Total Stockholders' Equity (Deficit)	(34,134)	(8,855)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$9,619	$4,106

The accompanying notes are an integral part of these financial statements.

WPS, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			From
			Inception on
			November 17,
	For the Three Months Ended		2008 Through
	March 31,		March 31,
	2011	2010	2011

REVENUES	$1,212	$874	$8,830

COST OF SALES	569	471	3,260

GROSS PROFIT	643	403	5,570

OPERATING EXPENSES

Professional fees	23,575	2,816	34,278
General and administrative	1,894	33	7,412

Total Operating Expenses	25,469	2,849	41,690

LOSS FROM OPERATIONS	(24,826)	(2,446)	(36,120)

OTHER EXPENSES

Interest expense	(453)	-	(453)

Total Other Expenses	(453)	-	(453)

PROFIT (LOSS) BEFORE INCOME TAXES	(25,279)	(2,446)	(36,573)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(25,279)	$(2,446)	$(36,573)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	2,000,000	2,150,000

The accompanying notes are an integral part of these financial statements

WPS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance at inception on November 17, 2008	-	$-	$-	$-	$-

Common stock issued for services
at $0.001 per share	2,150,000	2,150	-	-	2,150

Net loss from inception on November 17, 2008
through December 31, 2008	-	-	-	(2,150)	(2,150)

Balance, December 31, 2008	2,150,000	2,150	-	(2,150)	-

Contributed capital	-	-	289	-	289

Net loss for the year ended
December 31, 2009	-	-	-	(6,000)	(6,000)

Balance, December 31, 2009	2,150,000	2,150	289	(8,150)	(5,711)

Cancelled shares	(150,000)	(150)	150	-	-

Net loss for the year ended
December 31, 2010	-	-	-	(3,144)	(3,144)

Balance, December 31, 2010	2,000,000	2,000	439	(11,294)	(8,855)

Net loss for the three months ended
March 31, 2011 (unaudited)	-	-	-	(25,279)	(25,279)

Balance, March 31, 2011 (unaudited)	2,000,000	$2,000	$439	$(36,573)	$(34,134)

The accompanying notes are an integral part of these financial statements.

WPS, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			From
			Inception on
			November 17,
	For the Three Months Ended		2008 Through
	March 31,		March 31,
	2011	2010	2011
OPERATING ACTIVITIES

Net loss	$(25,279)	$(2,446)	$(36,573)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	-	-	2,150
Changes in operating assets and liabilities:
Accounts receivable	(827)	(695)	(827)
Prepaid expenses	(624)	-	(624)
Accounts payable	2,919	2,815	6,799

Net Cash Used in Operating Activities	(23,811)	(326)	(29,075)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Capital contributed by shareholders	-	-	289
Increase in note payable - related party	27,873	-	36,954

Net Cash Provided by Financing Activities	27,873	-	37,243

NET INCREASE (DECREASE) IN CASH	4,062	(326)	8,168

CASH AT BEGINNING OF PERIOD	4,106	820	-

CASH AT END OF PERIOD	$8,168	$494	$8,168

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

WPS, Inc.
(A Development Stage Company)
Notes to Financial Statements March 31, 2011 and December 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the period ended March 31, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

NOTE 4 - RELATED PARTY PAYABLE

The principal shareholder of the Company has advanced the corporation $36,204.  The payable accrues interest at 10% per annum, is unsecured, and due and payable upon demand.

WPS, Inc.
(A Development Stage Company)
Notes to Financial Statements March 31, 2011 and December 31, 2010

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company’s management has reviewed all material events there are no material subsequent events to report.

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

Recent Developments

None

Results of Operations

Three Months Ended March 31, 2011 and 2010

Revenues were $1,212 for the three months ending March 31, 2011 compared to revenues of $874 for the three months ending March 31, 2010.  We believe these sale revenues reflect the competitive nature we are seeing due to our competitors and the downturn in the economy.  We continue to work with our standing customer base, as well attempting to create new business relationships, to help weather the economic downturn.

Gross profits were $643 for the three months ended March 31, 2011 compared to gross profits of $403 for the three months ending March 31, 2010.   The increase in gross profits was primarily due to increased business activity.

General and administrative expenses were $1,894 for the three months ended March 31, 2011 compared to general and administrative expenses of $33 for the period ending March 31, 2010.  Professional fees for the period ending March 31, 2011 were $23,575 compared to $2,816 for the period ending March 31, 2010. The increase in general and administrative expenses is attributed to the company continuing to become a fully reporting company.

The Company has a net income loss for the three month period ended March 31, 2011 of $25,279 compared to a net income loss of $2,446 for the three month period ended March 31, 2010.  The net income loss is primarily attributed to the company continuing to become a fully reporting company.

From Inception on November 17, 2008 through March 31, 2011

From inception on November 17, 2008 through March 31, 2011, the company has had revenues of $8,830 and a gross profit of $5,570.  During this same time period, the company has incurred total operating expenses of $41,690 and a net loss of $36,120.

Liquidity and Capital Resources

Liquidity

For the three months ended March 31, 2011, we experienced a net loss of approximately $25,279.  On March 31, 2011, we had $8,168 in cash.  Accounts receivable for the period ending March 31, 2011 were $827.

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

Cash Flow

For the three months ended March 31, 2011, we had negative cash flow from operations of $25,279 compared to $2,446 for the period ending March 31, 2010.  From inception we have had a negative cash flow of $36,573. This negative cash flow is primarily due to the start-up nature of our business, the general economic downturn and continuing with our plan to become a fully reporting company.

There were no investment activities for the three month period ending March 31, 2011, the same as for the period ending March 31, 2010.

The financing activities for the period ending March 31, 2011 resulted in cash at the end of this period of $8,168.  This compares to $494 for the period ended March 31, 2010.

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

Evaluation of Controls and Procedures

In accordance with Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e), our management is required to perform an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period.  Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective in ensuring that the information required to be filed or submitted under the Exchange Act is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure, recording, processing, summarizing and reporting as specified in the Securities and Exchange Commission’s rules and regulations.

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

When We Become Public Our Common Stock Will Be Subject To Penny Stock Regulation

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

We May Not Have Access to Sufficient Capital to Fully Pursue Our Business and Therefore Would Be Unable to Achieve Our Planned Future Growth

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

Nevada Law and Our Articles of Incorporation Protect Our Directors from Certain Types of Lawsuits Which Could Make It Difficult for Us to Recover Damages from Them in The Event of a Lawsuit

Nevada law provides that our directors will not be liable to our Company or to our stockholders for monetary damages for all but certain types of conduct as directors.  Our Articles of Incorporation require us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law.  The exculpation provisions may have the effect of preventing stockholders from recovering damages against our directors caused by any negligence, poor judgment or other circumstances.  The indemnification provisions may require our Company to use our assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

Because We Intend to Be Quoted on the OTCBB Instead of an Exchange or National Quotation System, Our Investors May Have a Tougher Time Selling Their Stock or Experience Negative Volatility on the Market Price of Our Stock

Our common stock is traded on the OTCBB.  The OTCBB is often highly illiquid.  There is a greater chance of volatility for securities that trade on the OTCBB as compared to a national exchange or quotation system.  This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions.  Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities.  These fluctuations, when they occur, have a negative effect on the market price for our securities.  Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

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

Operating History and Lack of Profits Which Could Lead to Wide Fluctuations in Our Share Price.  The Price at Which You Purchase Our Common Shares May Not Be Indicative of the Price That Will Prevail in the Trading Market.  You May Be Unable to Sell Your Common Shares at Or Above Your Purchase Price, Which May Result In Substantial Losses to You.  The Market Price For Our Common Shares May Be Particularly Volatile Given Our Status as AaRelatively
Unknown Company with a Small and Thinly Traded Public Float

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

WPS, INC.

Dated: May 12, 2011	By:	/s/ Guillermo Pina
Guillermo Pina
Chief Executive Officer, President and Chairman (Principal Executive Officer) (Principal Financial/Accounting Officer)