Form 10-Q
period 2011-06-30
WPS, Inc.
filed 2011-08-18
CIK 1451653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Copies to:

NBDC

5070 Arville St., Suite 7

Las Vegas, Nevada 89118

Voice and Fax     (702) 988-4250

Email:     nbdc@onebox.com

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

As of June 30, 2011, there were 2,000,000 shares of common stock, par value $0.001 per share, outstanding and no shares of preferred stock outstanding.

 CERTIFICATIONS

Exhibit 31.1 Management Certification

Exhibit 32.2 Sarbanes-Oxley Act

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

WPS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	June	December 31,
	2011	2010
	(Unaudited)
CURRENT ASSETS
Cash	$6,357	$4,106
Accounts receivable	625	-
Prepaid expenses	624	-
Total Current Assets	7,606	4,106
TOTAL ASSETS	$7,606	$4,106

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$4,416	$3,880
Accrued interest related party note	1,406	-
Note payable related party	40,029	9,081
Total Current Liabilities	45,851	12,961
Total Liabilities	45,851	12,961

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock; 70,000,000 shares authorized,
at $0.001 par value, 2,000,000 shares issued
and outstanding	2,000	2,000
Additional paid-in capital	439	439
Deficit accumulated during the development stage	(40,684)	(11,294)

Total Stockholders' Equity (Deficit)	(38,245)	(8,855)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$7,606	$4,106

The accompanying notes are an integral part of these financial statements.

WPS, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From
					Inception on
					November 17,
	For the Three Months Ended		For the Six Months Ended		2008 Through
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011

REVENUES	$-	$2,679	$1,212	$3,553	$8,830
COST OF SALES	286	1,441	569	1,912	3,260
GROSS PROFIT	(286)	1,238	357	1,641	5,570

OPERATING EXPENSES
Professional fees	1,000	514	24,575	3,329	35,278
General and administrative	2,158	-	4,052	33	9,570
Total Operating Expenses	2,872	514	28,341	3,362	44,848
LOSS FROM OPERATIONS	(3,158)	724	(27,984)	(1,721)	(39,278)

OTHER EXPENSES
Interest expense	(953)	-	(1,406)	-	(1,406)
Total other expenses	(953)	-	(1,406)	-	(1,406)
LOSS BEFORE INCOME TAXES	(4,111)	724	(29,390)	(1,721)	(40,684)
PROVISION FOR INCOME TAXES	-	-	-	-	-
NET LOSS	$(4,111)	$724	$(29,390)	$(1,721)	$(40,684)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	2,000,000	2,150,000	2,000,000	2,150,000

The accompanying notes are an integral part of these financial statements

WPS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance at inception on November 17, 2008	-	$-	$-	$-	$-

Common stock issued for services
at $0.001 per share	2,150,000	2,150	-	-	2,150

Net loss from inception on November 17, 2008
through December 31, 2008	-	-	-	(2,150)	(2,150)

Balance, December 31, 2008	2,150,000	2,150	-	(2,150)	-

Contributed capital	-	-	289	-	289

Net loss for the year ended
December 31, 2009	-	-	-	(6,000)	(6,000)

Balance, December 31, 2009	2,150,000	2,150	289	(8,150)	(5,711)

Cancelled shares	(150,000)	(150)	150	-	-

Net loss for the year ended
December 31, 2010	-	-	-	(3,144)	(3,144)

Balance, December 31, 2010	2,000,000	2,000	439	(11,294)	(8,855)

Net loss for the six months ended
June 30, 2011 (unaudited)	-	-	-	(29,390)	(29,390)

Balance, June 30, 2011 (unaudited)	2,000,000	$2,000	$439	$(40,684)	$(38,245)

The accompanying notes are an integral part of these financial statements.

WPS, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From
			Inception on
			November 17,
	For the Six Months Ended		2008 Through
	June 30,		June 30,
	2011	2010	2011

OPERATING ACTIVITIES
Net loss	$(29,390)	$(1,721)	$(40,684)
Adjustments to reconcile net loss to net cash
used by operating activities:
Expenses paid by related party	5,948	-	5,948
Changes in operating assets and liabilities:
Change in accounts receivable	(625)	-	(625)
Change in prepaid expenses	(624)	-	(624)
Change in accounts payable	536	1,412	4,416
Change in accrued interest payable	1,406	-	1,406
Net Cash Used in Operating Activities	(22,749)	(309)	(28,013)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Capital contributed by shareholders	-	-	289
Increase in note payable - related party	25,000	3,040	34,081
Net Cash Provided by Financing Activities	25,000	3,040	34,370
NET INCREASE (DECREASE) IN CASH	2,251	2,731	6,357
CASH AT BEGINNING OF PERIOD	4,106	820	-
CASH AT END OF PERIOD	$6,357	$3,551	$6,357

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-
The accompanying notes are an integral part of these financial statements.

WPS, Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements June 30, 2011 and December 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the period ended June 30, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

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

WPS, Inc.
(A Development Stage Company)
Condensed Notes to Financial Statements June 30, 2011 and December 31, 2010

NOTE 4 - RELATED PARTY NOTE

The principal shareholder of the Company has advanced the corporation $40,029.  The note bears interest at 10%, is unsecured, and due and payable upon demand.  As of June 30, 2011 accrued interest payable totaled $1,406.

NOTE 5 – SUBSEQUENT EVENTS

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

Recent Developments

None

Results of Operations

Three Months Ended June 30, 2011 and June 30, 2010

Revenues were $0 for the three months ending June 30, 2011 compared to revenues of $2,679 for the three months ending June 30, 2010.  We believe these sale revenues reflect the competitive nature we are seeing due to our competitors and the downturn in the economy.  We continue to work with our standing customer base, as well attempting to create new business relationships, to help weather the economic downturn.

Gross profits were $0 for the three months ended June 30, 2011 compared to gross profits of $1,238 for the three months ending June 30, 2010.   The increase in gross profits was primarily due to increased business activity.

General and administrative expenses were $2,158 for the three months ended June 30, 2011 compared to general and administrative expenses of $-0- for the period ending June 30, 2010.  The increase in general and administrative expenses is attributed to the company continuing to become a fully reporting company.

The Company has a net loss for the three month period ended June 30, 2011 of $4,111 compared to a net income of $724 for the three month period ended June 30, 2010.  The net loss is primarily attributed to the company continuing to become a fully reporting company.

From Inception on November 17, 2008 through June 30, 2011

From inception on November 17, 2008 through June 30, 2011, the company has had revenues of $8,830 and a gross profit of $5,570.  During this same time period, the company has incurred total operating expenses of $44,848 resulting in a net loss of $40,684.

Liquidity and Capital Resources

Liquidity

For the three months ended June 30, 2011, we experienced a net loss of approximately $4,111.  On June 30, 2011, we had $6,357 in cash.  Accounts receivable for the period ending June 30, 2011 were $625.

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

Cash Flow

For the six months ended June 30, 2011, we had negative cash flow from operations of $22,749 compared to $309 for the period ending June 30, 2010.  From inception we have had a negative cash flow of $28,013. This negative cash flow is primarily due to the start-up nature of our business, the general economic downturn and continuing with our plan to become a fully reporting company.

There were no investment activities for the three month period ending June 30, 2011, the same as for the period ending June 30, 2010.

The financing activities for the period ending June 30, 2011 resulted in cash at the end of this period of $6,357.  This compares to $3,551 for the period ended June 30, 2010.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

WPS, INC.

Dated: August 10, 2011	By:	/s/ Guillermo Pina
Guillermo Pina
Chief Executive Officer, President and Chairman (Principal Executive Officer) (Principal Financial/Accounting Officer)

Exhibit 31.1

CERTIFICATION PURSUANT TORULE 13a-14(a)/15d-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934,AS ADOPTED PURSUANT TOSECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

---------------------------------------------------------

I, Guillermo Pina, Chief Executive Officer and Chief Financial Officer of the Company, certify that:

1.	I have reviewed this Quarterly report on Form 10Q of WPS, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the small business issuer’s disclosure and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations: and

d.

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Registrant Date: August 10, 2011	WPS, Inc. By: /s/ Guillermo Pina
____________________________________________ Guillermo Pina
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

-----------------------------------------------------

 In connection with the Quarterly Report of WPS, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Guillermo Pina, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Registrant Date: August 10, 2011	WPS, Inc. By: /s/ Guillermo Pina
_____________________________________ Guillermo Pina
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer)