Form 10-Q/A
period 2011-06-30
WPS, Inc.
filed 2011-09-09
CIK 1451653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______

FORM 10-Q/A

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

EXPLANATORY NOTE

E-Waste Systems, Inc. is filing this Amendment No. 2 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission (“SEC”)  September 8, 2011, for the sole purpose of furnishing the XBRL Interactive Data Files on Exhibit 101.

No other Changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the form 10-Q.

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

Item 5.  Other Information.

None

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
1.01 LAB *	XBRL Extension Labels Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

WPS, INC.

Dated: September 9, 2011	By:	/s/ Guillermo Pina
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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Registrant Date: September 9, 2011	WPS, Inc. By: /s/ Guillermo Pina
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

Registrant Date: September 9, 2011	WPS, Inc. By: /s/ Guillermo Pina
_____________________________________ Guillermo Pina
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer)